Form 10KSB
period 1997-12-31
DAYTON GENERAL SYSTEMS INC
filed 1998-03-31
CIK 1039774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from __________ to _________

                        Commission file number 000-23327

                          DAYTON GENERAL SYSTEMS, INC.

Incorporated Under the Laws                                 I.R.S. Employer
of the Commonwealth of Pennsylvania                         Identification No.
                                                            31-1551295

                              2492 Technical Drive
                             Miamisburg, Ohio 45342
                                 (937) 847-7800

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act:
       Units; Common Stock without par value; Warrants
       -----------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     State issuer's revenues for its most recent fiscal year: $811,287.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The issuer's common equity currently has no readily ascertainable market value. The issuer is in the process of making a best-efforts initial public offering, pursuant to effective registration statements on Form SB-2 and Form 8-A. The offering currently is scheduled to close no earlier than May 3, 1998.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,281,286 shares as of March 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

Transitional Small Business Disclosure Format (check one):

Yes         No   X
   ------     --------

                                     PART I.
ITEM 1. - BUSINESS

BUSINESS DEVELOPMENT

           The Company ("DGS") has its origins in the Controls Division of the General Motors Corporation. Systems Research Laboratories, Inc., an Ohio corporation ("SRL"), purchased the division from General Motors in 1978. In 1984, SRL sold the division to certain of its employees who had formed Dayton General Systems, Inc., an Ohio corporation ("Ohio Dayton General"). In 1992, the assets of Ohio Dayton General were purchased by Computer Health & Safety, Inc., a Delaware corporation and a supplier of Sun Microsystems computers and CAD/CAM software. In March 1993, Mr. Thomas C. Haas formed DGS, Inc., an Ohio corporation, which purchased substantially all of the assets of the Dayton General Systems division of Computer Health & Safety, Inc., including the Dayton General Systems name.

           On August 14, 1997, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") for an initial public offering (the "Offering") of its Common Stock, no par value ("Common Stock"). The Company registered 1,035,000 units, each consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock. The Company is offering a minimum of 550,000 Units and, together with certain shareholders of the Company, a maximum of 900,000 Units. The Offering is being conducted on a best efforts basis by J.V. Delaney & Associates.

           On October 9, 1997, in anticipation of the Offering, the Company re-incorporated in Pennsylvania as Dayton General Systems, Inc. DGS's profitable core business has been designing, building, installing and servicing state-of-the-art computerized building automation systems. These systems monitor and control heating, air conditioning, ventilation, lighting, fire detection, security, indoor air quality, water processing and other facility functions. DGS markets a combination of these products and services to the facilities management industry. DGS's systems are currently installed in high-rise buildings, manufacturing facilities, wastewater treatment plants and educational institutions, including the General Motors Building in New York City and the entire University of Pennsylvania.

           Although DGS plans to continue servicing its installed base of building automation systems, it has recently changed its focus to becoming a software technology solution provider to an emerging segment of the control and automation industry marketplace. Company management has identified a major technological revolution from closed control systems, where customers were "locked in" to one vendor's control devices, to open control systems, where customers decide which mix of vendors' devices they will use in their control or automation systems.

           A driving force in this technology revolution is the development by Echelon Corporation of its LonWorks control network, forming the foundation of an open control system. At the heart of this network is the Neuron C computer chip developed by Echelon. The Neuron C chip includes three dedicated microprocessors, integrated input and output hardware and drivers and internal timers for real-time control. It is programmed in high-level (Neuron C) programming language. Lonworks Network Services ("LNS") architecture provides the functionality of the LonWorks control network and allows maintenance, control and multiple non-proprietary device access to the network.

           Configuration of the network, however, currently requires knowledge of the programming language Neuron C. Coding a control application in Neuron C (a derivative of ANSI C) requires that the configuration engineer be trained as a programmer and/or a programmer be trained as an engineer. The control function calls and variable passing routines for the application have to be written for each individual control scheme and then debugged. This adds expense and delay.

DGS estimates that a programmer using Neuron C language to develop a building automation solution or application with LonWorks technology will devote approximately 25% of the total project time to program coding, 25% to documentation of the application and as much as 50% to code debugging.

           In response, DGS has developed a complementary graphical programming tool, VisualControl, which can reduce project development time by over 75%. VisualControl significantly simplifies access to, monitoring and modification of, the LNS architecture functions.

           VisualControl saves time, manpower and money in the implementation of LonWorks technology by eliminating the need to program. VisualControl provides control product designers, systems integrators and end users a Windows 95 and Windows NT operating environment for configuring the control network. VisualControl includes standard IEC-1131 device blocks that allow the engineer to view the control scheme from a familiar blueprint or schematic diagram.

           VisualControl also permits Local Operating Network ("LON") configuration without knowledge of Neuron C. VisualControl virtually eliminates the possibility of syntax errors, compiles the network devices, configures the variable passing routines and self documents the application.

           Additionally, DGS believes VisualControl can alleviate the numerous problems that designers, contractors and end-users can typically encounter in the development of control network design by materially enhancing the functionality and reliability of control application products.

           DGS believes that VisualControl's features make it a significant add-on product for use by the control industry. Additionally, DGS believes that original equipment manufacturers, control product developers, value added resellers, systems integrators and end users of LonWorks systems can improve the overall functionality of their applications with the VisualControl technology set. DGS has also developed other new software products.

           DGS believes it can become a major player in the building control and industrial automation industry by marketing its new product -- VisualControl, developing other software products and acquiring other companies.

           The Company's executive offices are located at 2492 Technical Drive, Miamisburg, OH 45342. Its telephone number is (937) 847-7800 and its fax number is (937) 847-7810. The Company's Worldwide web site is "www.visualcontrol.com" and its e-mail address is "dgs@erinet.com".

BUSINESS STRATEGY

               DGS's business strategy is to establish itself as a leading software developer that specializes in developing add-ons for Neuron C based distributed control networks. The pursuit of this strategy requires DGS to invest in relatively high fixed upfront expenses in the areas of sales, marketing, programming and research and development, which it believes will enhance DGS's ability to capture an increasing share of the fast growing high margin markets for products in the distributed controls arena. DGS is committed to the development of other control network products and the modification of its VisualControl software with a view towards capitalizing upon important industry trends. Microsoft and Sun Microsystems are developing ActiveX and Java communication technologies that will allow industrial control applications to run over the Internet and on corporate intranets. DGS believes that a modified version of VisualControl will be an important component within control applications that run on corporate intranets.

           In the execution of its business strategy DGS believes that it can exploit four key advantages: (i) it can fill the role of a knowledge-based technology provider to the industry group, not a competitor, (ii) DGS's VisualControl product is the only currently available graphical programming tool that simplifies the creation of an open control network and is a Windows-control network interface, (iii) willingness exists by large original equipment manufacturers and system integrators within the industry to purchase software enhancements from third party vendors like DGS to improve their own products, and (iv) certain of DGS's officers and directors have substantial experience in the worldwide sale and distribution of software products into the corporate marketplace.

           The key elements of DGS's business strategy are:

           - Expand DGS's software production and customer support capacity and increase research and development. DGS plans to hire four programmers immediately, then attract and retain up to six additional programmers and three systems analysts and acquire additional computers necessary to support an increased level of software production capacity, quality control and customer support.

           - Establish DGS's software distribution channels. In June 1997, DGS hired Mr. William C. Kaesche, III as its Executive Vice President of Sales and Marketing. Mr. Kaesche has substantial experience in sales and marketing from nearly twenty years of service with Honeywell Inc. DGS is pursuing the control design software market primarily through strategic alliances and relationships with software distributors, original equipment manufacturers, value added resellers and system integrators. To capitalize on its recent software innovation and existing product interest, DGS intends to hire two additional Sales and Marketing professionals to contact the marketplace of LonWorks systems users. In addition to a direct mail product promotion campaign, the LonWorks Software print and electronic catalogs and aggressive advertising in professional trade publications and engineering journals, DGS is using new communications technology for product promotion, such as fax on demand.

           - Establish the VisualControl brand name as a leader in software add-ons for the LonWorks based control design platform. Management intends to establish brand recognition for the VisualControl software name. As design engineers become familiar with DGS's software brand name, the Company anticipates they will purchase later software releases, upgrades and related tool box products.

           - Leverage DGS's intelligent control design knowledge-based creative capabilities and technical expertise into application and new product development. Management believes that DGS's (i) control design experience and history, (ii) controller hardware manufacturing background, (iii) automated systems installation experience and (iv) creative understanding of distributed control technology and its Neuron C programming capabilities, collectively, represent a major core asset which will facilitate the rapid development of new software applications and products. As product designers purchase VisualControl for application development and solutions, DGS will offer project consulting services (for a fee) to speed the completion of customer's application.

           - Pursue complementary strategic business and technology acquisitions. DGS will pursue the acquisition of businesses or technology that will extend its software distribution channels, broaden engineering areas of expertise, increase technology levels or complement its software products. The control and automation industry remains highly diverse and fragmented with the majority of participants being small, localized companies with outdated products or services. DGS believes that this industry structure and the recent industry technology transition create substantial acquisition opportunities. DGS believes that it can exploit these opportunities by acquiring small companies and improving their productivity through product technology improvements and economies of scale.

           - Create additional worldwide interest in DGS and its products through the innovative use of the DGS global web site. The internet is a powerful marketing tool for technology companies, and is particularly valuable to DGS in generating additional awareness of its products and other developments at DGS. Many of the visitors to the DGS Web site express interest in becoming a reseller, sales representative or distributor of the Company's products. DGS updates the site regularly to encourage repeat visits from potential clients.

           DGS believes that the marketplace for control design software and control products has significantly broadened. The control marketplace is experiencing demand from participants such as appliance manufacturers, refining and petrochemical companies, textile manufacturers, original equipment manufacturers of microprocessors and consumer electronic equipment, oil and gas producers, automotive companies, data processing firms, companies within the transportation industry and telecommunications companies. Virtually all complex telecommunication systems applications are now developed using some form of open control network architecture allowing the system wide integration of sensors, circuit boards, optoelectronics, cable assemblies and wireless components that constitute the systems signal path. The Company believes it is well positioned to take advantage of these continuing developments.

PRODUCTS

           VisualControl. DGS is marketing a line of VisualControl products and other LonWorks software enhancements for use with the Windows 95 and Windows NT operating system with prices that start from $4,500 per base license. The following table describes DGS's new products:

NEW PRODUCT                 DESCRIPTION                                             FUNCTION                       UNIT PRICE
------------------------------------------------------------------------------------------------------------------------------------
LVC-FULL       VisualControl full product.                                Graphical programmer and Network            $4500
                                                                          Manager.

LVC-GRA        VisualControl software single user license.                Graphical programmer.                       $3000



LVC-NET        VisualControl software network manager tool.               Management of control networks              $1700
                                                                          (Single user license).



LVC-TECH       Service option.  One year technical support, upgrades      No additional cost for upgrades to          $500 per year,
               and new releases for VisualControl package.                VisualControl user.                         per copy

LUC-11         Hardware. 11 point controller that can be                  HVAC, process, electrical -                 $400
               programmed with VisualControl.                             mechanical or automation controller.

LTF-1001       Signal path "test box" for network input sources.          Two node test circuit for control           $1300
                                                                          network.

INTERFACE      LNS interface card.                                        PC connection to network.                   $500
CARD

LVC-DEB*       VisualControl software network debugger.                   Debugging tool for control network          TBA
                                                                          architecture.

LVC-SIM*       What-if analysis and simulation software for control       Real time simulation of complex             TBA
               networks.                                                  control networks.


*Under development

           The Company permits discounts of up to 50% from the prices set forth above to large volume purchases. DGS offers a 90 day software warranty.

           DGS obtains software from Echelon for use in the development of DGS products and for inclusion in products sold by DGS. DGS generally pays one-time licensing fees for software used for the development of its products and royalty fees for software included in products sold by it. The royalty fees vary depending on the product. In addition to a base royalty fee, an additional fee may be charged based on the number of nodes in a customer's network. Currently, Echelon software is included in the full VisualControl product and in two of the nine segmented VisualControl products (LVC-GRA and LVC-NET). The royalty fees are established by agreements with Echelon Corporation. See Note J to the financial statements.

           VisualControl software has high gross profit margins. As DGS's revenue shifts from building control to software products, expanding overall margins are expected to accompany any increase in sales. Software products are, however, subject to price pressures over their life cycle that result in reduced margins. DGS anticipates that reductions in profit margins for its software products will occur as technological advances are made and as the market for software application tools such as VisualControl becomes more established. For this reason DGS intends to develop new software products and enhancements.

           Other DGS Software Products. DGS is developing a portfolio of new network software enhancements and control application products with new functionality (including drivers, control libraries, control network management and control network integration tools) for a broad range of customers who develop and use LON based systems and products.

           DGS has developed a 32 bit driver to enable Ci Technologies, Inc.'s man-machine interface ("MMI") software, CiTect, to interface the LonWorks network. DGS completed the driver on March 28, 1997 and shipped it to distributors and system integrators for use in industrial and building automation projects. The driver was developed in response to strong customer demand in installations combining LonWorks, CiTect software and the VisualControl Network Manager. The Company intends to develop additional LNS 32 bit drivers to interface with other MMIs.

           Building Control Products. DGS has two established product lines: computer systems that automate non-residential dwellings and wastewater treatment plants and related software tools. DGS's facilities management system is composed of a single unit host computer, optional local computers and DGS series controllers.

           DGS's software programs allow the user to monitor and control thousands of points and to coordinate multiple systems. All current DGS systems and software work on multiple operating platforms (Windows 95, Windows NT, VMS and QNX (UNIX subset)) and enable the facility operator to monitor and control through a layered graphical interface. DGS currently manufactures these products at the Miamisburg facility.

           As part of any DGS facilities management project, the customer enters into a service contract that includes remote, real-time diagnostic system service provided by DGS's systems analysts. The service contract also includes software updates, maintenance manuals, installation service, debugging procedures, on-site training and parts inventory. Service contracts are renewed annually and are a significant source of DGS's current gross revenue.

           DGS's current hardware and software products are supported by manuals and training and installation services. The following table describes DGS's current building control products and services, all of which DGS intends to continue to sell and service:





PRODUCT OR SERVICE          DESCRIPTION                                      FUNCTION                               UNIT
                                                                                                                    PRICE
---------------------------------------------------------------------------------------------------------------------------------
Building Automation         Hardware and software system. PC based           Non residential energy                 Per
System                      software modules allow multiple systems          management system.                     project
                            coordination and point monitoring.

Mark IV Controller          Intelligent DDC controller.                      Controller for up to 64 points.        $835

Mark V Controller           Intelligent DDC multi-function controller.       Controller for up to 24 points.        $600


LID LonWorks                Software and Hardware design consultant.         Control design &  development          Per project
Independent Developer                                                        services to corporate clients.


CUSTOMERS

           The Company believes that its potential customers are original equipment manufacturers, control product developers, value-added resellers, systems integrators and end users. The original equipment manufacturers consist of large companies which manufacture complete control systems and who would incorporate the Company's products in their systems. The control product developers manufacture various hardware items which would be programmed using the Company's products so that they can be incorporated in control systems. Value-added resellers create both hardware and software products which would include the Company's products and which would then be sold to other users. Systems integrators put together full, or partial, control systems utilizing software and hardware products generally acquired from other parties, which would include the Company's products. End users include companies with control systems, which desire to upgrade or to add new features to existing or future systems, including those of the Company's products. DGS is initially selling its VisualControl software products in the LonWorks segment of the control automation marketplace. DGS has provided over 200 demonstration copies of the VisualControl product to potential customers.

           A major distributor of LonWorks automation products for the system integrator marketplace stated, "VisualControl is one of the most important tools available for working with LonWorks technology because it gives the system integrator a modern, graphical environment to create a custom control sequence. The product is significant in that it addresses the most important problem facing control system integrators - how to lower the engineering costs associated with developing custom control sequences."

           The majority of DGS's initial target users are engineers and designers within corporate multiple-site computing environments. DGS believes that as engineers and designers become familiar with DGS's new software products, they will incorporate ("embed") them into numerous control applications with wide distribution potential in factory automation systems, building and home control products and process control systems. For example, a manufacturer of wastewater treatment control solutions can license VisualControl technology and include it as an enhancement, extension or upgrade to its own existing or new product lines. A building control and automation manufacturer can include VisualControl software as a "soft wiring" tool that enables the user to accommodate changes to a facility's occupancy rate without costly physical rewiring. The binding done within VisualControl software is the equivalent of connecting physical wires.

           DGS has entered into a formal agreement with Weidmuller EuroLon AB for their exclusive marketing of VisualControl in Scandinavian countries. The Company has also signed a distribution agreement with Yamatake Co., Ltd., which currently supplies approximately 77% of the Japanese building control market, to distribute VisualControl in Japan. Additionally, the

Company is in late stage negotiations of an OEM agreement with Weidmuller GmbH, a manufacturer of electronics whose products are distributed globally and the parent of Weidmuller EuroLon AB, pursuant to which VisualControl would be incorporated into future automated control software and hardware produced by Weidmuller GmbH. The Company plans on finalizing this agreement in April 1998.

           A list of companies that have purchased VisualControl software since mid-1996 includes: ANCO Technologies, Inc., BP Chemicals, Inc., Victory Controls, Co., Leybold Vacuum Products, Inc., Solutions Direct, Yokogawa Advanced Applications, Inc., Control Solutions, Inc., Mat. Co. Ltd., Encorp, Inc., Weidmuller EuroLon AB (for use by Volvo) and EMC Engineers, Inc.

           The Company has installed its building control products at over twenty locations. A representative sample is set forth in the following table:


CLIENT                                        LOCATION                                      DGS PRODUCT OR SERVICE
--------------------------------------------------------------------------------------------------------------------------------
University of Pennsylvania                    Philadelphia, Pennsylvania                    Facilities Management System

Philadelphia Wastewater Treatment             Philadelphia, Pennsylvania                    Process Control

Delco Moraine                                 Dayton, Ohio                                  Energy Management System

General Motors Building                       New York, New York                            Fire & Security Systems

Delco Electronics                             Kokomo, Indiana                               Security System

Electromotive                                 LaGrange, Illinois                            Energy Management System

AC Rochester                                  Grand Rapids, Michigan                        Energy Resource Accounting

Chevrolet Assembly Plant                      Moraine, Ohio                                 Energy Management System

GM Group Assembly Plant                       Oshawa, Ontario                               Maintenance Monitoring System

Harrison Radiator                             Moraine, Ohio                                 Security System

Oldsmobile Plant                              Lansing, Michigan                             Maintenance Dispatch System

RCA                                           Scranton, Pennsylvania                        Energy Management System

SmithKline                                    Philadelphia, Pennsylvania                    Multi-Bldg security & access control
================================================================================================================================

           The Company has service contracts with most of the customers listed in the above table. The Company believes that these companies constitute potential end users for its VisualControl and other new software products.

           The University of Pennsylvania and the City of Philadelphia accounted for 37% and 18%, respectively, of total revenues during the year ended December 31, 1997. These same two customers accounted for 47% and 12%, respectively, of total revenues during the year ended December 31, 1996, and 39% and 26%, respectively, of total revenues during the year ended December 31, 1995. One additional customer accounted for 10% of total revenues during the years ended December 31, 1995 and 1997.

MARKETING & SALES

           DGS is pursuing the control design software market primarily through strategic alliances and relationships with software distributors, original equipment manufacturers, value added resellers and system integrators. To capitalize on its recent software innovation and existing product interest, DGS intends to hire, upon completion of the Offering, two additional Sales and

Marketing professionals to contact the LonWorks users marketplace. In addition to a direct mail product promotion campaign, the LonWorks Software print and electronic catalogs and aggressive advertising in professional trade publications and engineering journals, DGS is using new communications technology for product promotion such as fax on demand. In the past year, DGS obtained approval from the Bureau of Export Administration to ship software products worldwide.


COMPETITION

           DGS was one of a few companies that worked closely with Echelon for over two years as part of the "beta team" developing new 32 bit LNS technology. This relationship facilitated the Company's development of the VisualControl software package so that it was available when LNS was introduced in April 1997. To the Company's knowledge, no other software company took advantage of this opportunity to create packages specifically for LNS prior to its release.

           Companies such as DGS that sell software application tools which incorporate LonWorks technology must pay royalty fees to Echelon on a per node basis. Royalty payments to Echelon can be a significant cost to companies promoting software and hardware for LNS. Recently, Echelon raised its per node royalty fees. Due, in part, to the Company's beta team role noted above, this increase will not apply to DGS for the next three years. Potential competitors to DGS, however, will be subject to the new royalty structure which will raise their costs. The Company believes that this will create a barrier to those companies wishing to compete with DGS.

           While there are companies that offer a 16 bit network manager software, DGS offers a combined 32 bit graphical programming tool and network manager for LNS. The Company believes that development costs for such technology, coupled with the burden of the new royalty structure, will tend to discourage new entrants to this market. Perhaps in response to such barriers, several potential competitors to DGS have sought an alliance with the Company permitting them to resell VisualControl and thereby gain entry to the new LNS market.

           Notwithstanding the foregoing, the market for software add-on products is intensely competitive, and there can be no assurance that competing products will not be introduced at any time. In general, the competitive factors affecting the market for software and services include: vendor and product reputation, availability of products on preferred computer and communications platforms, scalability, integration with other applications, functionality and features, ease of use, quality of support, documentation and training, product quality, product innovation, price and the effectiveness of marketing and sales efforts. The relative importance of each of these factors depends upon the market segment. Certain of DGS's competitors and potential competitors have significantly greater financial, technical, research and development and marketing resources. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products than DGS.

ENGINEERING & DEVELOPMENT

           DGS currently employs four full time software engineers and intends to hire another four programmers immediately upon completion of the Offering. An additional six programmers and four systems and control engineers will be added to round out the staff at that time. All of DGS's current software engineering staff are versed in the application languages used to develop its products (i.e., ActiveX controls, C++ with MFC, Windows 95 and Windows NT). Equally important, three of these staff members have extensive backgrounds in controls engineering and automation coupled with system integration experience in both building and industrial environments. All of the engineering and development staff is trained and fluent in the LonWorks hardware and software to which DGS products are directed.

           DGS currently owns hardware resources to conduct its product research and development and to test and evaluate software products for its target market. These resources include microcomputers based on Intel P5/P6 Pentium technology, application software, and CASE tools. DGS also has a complete electronics shop with hardware design and build capability to support test and evaluation of its software products. In addition to commercially available sensors and controllers that DGS uses for testing and evaluating DGS software products prior to release, the electronics facility permits DGS to construct proprietary state-of-the-art test boxes and other hardware to further its advanced software development projects.

           Due to the fluidity and speed of change in software development environments, DGS develops software on two tracks -- enhancement of its current line of software products and the invention and development of new products directed at the future control network technology market. Current projects that will enhance its VisualControl product line include a debugger, a simulator, drivers for a variety of control system interfaces, and upgrades for its graphical support tool and network manager. Upgrade activities include using OLE and ActiveX based 32 bit solutions to integrate "factory floor" input and output data from DGS network management software to users throughout the enterprise who use standard office software such as spreadsheets and databases. Certain other proprietary activities are also underway to penetrate the market.

           The Company estimates that it expended approximately $92,926 and $88,555 in 1996 and 1997, respectively, on its engineering and development efforts. None of this amount was borne directly by customers.

PATENTS, TRADEMARKS & COPYRIGHTS

               The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software source codes. The Company presently has no registered trademarks or copyrights and no patents, nor does it have any applications pending. The Company relies on a combination of trade secret and nondisclosure law, which may afford only limited protection. The Company is aware that unauthorized copying occurs within the industry. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties, including customers who receive listings of the source code for the Company's products pursuant to the terms of their license agreements with the Company, or former employees of the Company, may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. As a result, there can be no assurance that unauthorized use of the Company's technology may not occur.

           In the future the Company may receive notices claiming that it is infringing the proprietary rights of third parties and may become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims and have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

           DGS had 13 employees as of March 15, 1998 all of whom are full-time employees. Of these, five are engaged in software development, three in administration and finance and five in sales, production, customer support and service. None of the Company's employees is represented by a union, and no work stoppages have occurred.

ITEM 2. PROPERTY


           DGS's corporate offices and manufacturing, research and development operations are located at 2492 Technical Drive, Miamisburg, Ohio. This 5,000 square foot facility is leased for a term extending through March 31, 1998. The lease includes a month to month renewal option. DGS believes that its facility is in good condition, well maintained and suitable for its long-term needs.

ITEM 3. LEGAL PROCEEDINGS

           DGS is a party from time to time to litigation or proceedings incident to its business. There is no pending or, to the Company's knowledge, threatened legal proceeding to which DGS is or would be a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

           There currently is no public trading market for any of the Company's securities. The Company is in the process of conducting the Offering. The Offering is being made on a "best efforts" basis through J.V. Delaney & Associates (the "Underwriter") pursuant to effective registration statements on Form SB-2 and Form 8-A. The Offering commenced February 2, 1998 and will end on May 3, 1998 unless extended until August 1, 1998. The Company is offering a minimum of 550,000 Units and, together with certain shareholders of the Company, a maximum of 900,000 Units. Each Unit consists of two shares of Common Stock and one Warrant to purchase one share of Common Stock.

           Application has been made for quotation of the Common Stock and Warrants on the Nasdaq Small Cap Market under the proposed symbols DGSY for the Common Stock and DGSYW for the Warrants.

HOLDERS OF RECORD


           As of March 15, 1998 there were 28 holders of record of the Company's Common Stock, its only outstanding equity security.

DIVIDENDS

           The Company currently intends to retain any earnings for operations and the expansion of its business and does not anticipate paying any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

           During 1997, the Company made the following sales of unregistered securities (all share amounts give effect to the 1000:1 split of the Company's Common Stock resulting from the Company's re-incorporation in Pennsylvania):

           Between January 23, 1997 and July 18, 1997, the Company issued an aggregate of 221,286 shares of Common Stock to twenty-two different persons in exchange for an aggregate of $387,250 (the "Private Placement"). The Underwriter assisted the Company in placing a portion of these shares for which it received a commission of $23,150 and a warrant, exercisable through July 25, 2002, to purchase 13,229 shares of Common Stock for $4.95 per share. Shares issued in connection with the Private Placement were exempt pursuant to Rule 504 of Regulation D of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

           In the last quarter of 1995, the Company made a strategic decision to develop and sell software for microcomputers that enhances the design, installation and use of control network technology. The Company intends to sell its software into the corporate marketplace through the formation of joint ventures with other companies, strategic alliances with software distributors and direct and indirect marketing and sales activities.

           The Company's new software product, VisualControl, addresses the control and automation engineering and end-user marketplace that is based on the LonWorks control network design platform. The Company also intends to leverage its technical design expertise to enter into strategic alliances and joint ventures with other companies to develop software products for a more general and larger share of the control design market. As a result, the Company's future revenue mix is expected to shift from predominantly designing, installing and maintaining building automation systems and hardware, its historical business, to selling a broad array of software add- ons for applications and application development in the general control market. The Company's historical revenues and operating results therefore are not necessarily indicative of future operating results.

RESULTS OF OPERATIONS

           The Company's strategic decision to focus its efforts on its VisualControl product line and other software products has affected the Company's results of operations. While the Company operated profitably in each of the two years ended December 31, 1995 and 1996, it reported a loss of approximately $327,000 during the year ended December 31, 1997. The 1997 results were affected by a total of approximately $311,000 of costs associated with the Company's strategic decision to emphasize its software development activities, consisting of approximately $140,000 in legal, audit and financial consulting expenses and approximately $47,000 in marketing and related costs incurred in connection with the Company's corporate financing plan, approximately $107,000 of expenses associated with a new marketing executive and other additional employees, and approximately $17,000 in amortization of capitalized software costs.

           The Company's historic revenues have been project related sales which can be subject to volatile fluctuations when measured on a period-to-period basis. The Company has recently commercialized the development of software products for introduction into the distributed control network marketplace and has done so primarily from operating cash flows. Management believes that, with additional paid-in capital, increased production capacity and software distribution capability, the Company will be in position to implement successfully its business strategy.

           The following table sets forth, for the periods indicated, the items noted as a percentage of net sales:


                                                                     YEAR ENDED DECEMBER 31,

                                                                  1995                  1996                  1997
                                                                  ----                  ----                  ----
Revenues                                                         100.0%                100.0%                100.0%
Costs of revenues                                                 34.4                  33.0                  35.7
                                                               -------               -------               -------
Gross profit                                                      65.6                  67.0                  64.3
Selling, general & administrative                                 54.0                  60.5                 100.3
Research & development                                            10.8                   5.0                   4.2
                                                                                     -------               -------
Operating income (loss)                                            0.8                   1.5                 (40.2)
Interest expense                                                  (0.7)                 (0.2)                 (0.4)
Other income                                                       1.0                   0.5                   0.3
                                                               -------               -------               -------
Income (loss) before taxes                                         1.1                   1.8                 (40.3)
Income taxes                                                       --                    --                    --
                                                               -------               -------               -------
Net income (loss)                                                  1.1%                  1.8%                (40.3)%
                                                               =======               =======               =======
Pro forma net income                                               0.9%                  1.4%
                                                               =======               =======

FISCAL 1997 COMPARED TO FISCAL 1996

           Revenues. Total revenues decreased approximately 0.4% from $814,600 to $811,300 primarily due to an increase in VisualControl and other new software products sales of $51,800 and service revenues of $16,200, offset by a decrease in traditional system and software sales of approximately $71,300. Sales of VisualControl and other new products were approximately $26,300 and $78,100 for the years ended December 31, 1996 and 1997, respectively. Revenue from traditional systems and software sales, as opposed to service contracts, has historically been variable from period to period. In the year ended December 31, 1997, sales to one such customer were approximately $84,000 lower than in the comparable period of 1996. Additionally, during 1997, the Company focused its marketing efforts on the VisualControl product line and other new software products, and away from its traditional product lines.

           Gross Profit. Gross profit margin for the year ended December 31, 1997 of 64.3% decreased from 67.0% for the year ended December 31, 1996. This is primarily a result of increases in service costs without a corresponding increase in the sales price of service contracts.

           Expenses. Selling, general and administrative expenses increased significantly from approximately $492,800 for the year ended December 31, 1996 to $813,400 for the year ended December 31, 1997. This increase was principally due to legal, audit and financial consulting expenses of approximately $140,000, and marketing and related costs of approximately $47,000, incurred in 1997 in connection with the Company's corporate financing plan approved in November 1996. The plan included a private placement offering as well as an initial public offering. In addition, approximately $107,000 of additional expenses associated with a new marketing executive and other additional employees hired as part of the strategic plan for the

Company's new products contributed to the increase. Amortization of capitalized software costs of approximately $17,000 was incurred in 1997 due to the general release of the Company's VisualControl product line to the market in April 1997.

         Income Taxes. No income tax expense or benefit was recorded in 1997 as a full valuation allowance was recorded against the net deferred tax asset arising from the net operating loss carryforward generated in 1997. Because the Company was taxed as an S-Corporation prior to 1997, it had no tax provision in 1995 and 1996. Pro forma amounts have been provided for federal and state income taxes for 1995 and 1996 at an effective rate of approximately 20%.

FISCAL 1996 COMPARED TO FISCAL 1995

           Revenues. Total revenues increased 2% from $800,000 to $815,000 due to a minor increase in service contract revenue which was offset by a nominal decline in system and software sales.

               Expenses. General and administrative expenses increased from $432,000 to $493,000 or 14% primarily due to increases in salaries and employee benefits, early stage product research costs and market research costs. Product development costs declined 53% from $87,000 to $41,000 due to new product completion and transition into the commercialization phase, whereby $51,700 of software development costs were capitalized.

LIQUIDITY AND CAPITAL RESOURCES

           Since 1993, the Company has financed its business primarily with cash flow from operations. The Company's strategic decision made in late 1995 to develop and market control network software tools altered its traditional capital needs. In November 1996, the Company's shareholders approved a corporate financing plan. Pursuant to that authorization, the Company generated $325,491 in net proceeds from the private placement of 221,286 shares of its Common Stock during the year ended December 31, 1997, primarily to finance the costs of the Offering and its business strategy. The Company has a short-term commercial bank line of credit totaling $75,000, which bears interest at prime plus .75% per annum (9.25% at December 31, 1997) and is secured by the Company's cash, accounts receivable, inventories and equipment, as well as being personally guaranteed by Mr. Haas. As of December 31, 1997, the Company had $17,000 available under the line of credit. On January 14, 1998, the Company's bank agreed to make available to the Company an additional $150,000 until April 14, 1998 (the "Commitment") at which time the entire Commitment would be due. As of March 15, 1998, borrowings outstanding under the Commitment were $110,000. The Commitment bears interest at prime plus .75% per annum and is cross-collateralized with the line of credit and personally guaranteed by Mr. Haas. The Company is indebted to an investment research firm for certain financial services in the amount of $75,000, represented by a note bearing interest at 8.5% and due on the earlier of the completion of the Offering or December 15, 1998.

           As of December 31, 1996 and 1997, the Company had cash and cash equivalents of $24,480 and $18,150, respectively, and working capital (deficit) of ($216,758) and $34,435, respectively. Cash provided by (used in) operating activities in 1996 and 1997 was $58,040 and ($212,525), respectively. The decrease was primarily due to the 1997 net loss, offset by noncash expenses. Cash used in investing activities in 1996 and 1997 was $60,538 and $55,630, respectively. The 1996 and 1997 investing outlays included $51,747 and $54,436 for software development costs related to control network products. Cash used in financing activities was $27,008 in 1996, which was comprised of distributions to shareholders of $59,220 and stock issuance costs of $20,788, partially offset by proceeds from sale of Common Stock of $53,000. Cash provided by financing activities in 1997 was $261,825, which was comprised of net borrowings under the line of credit of $58,000 and gross proceeds from the private placement of

221,286 shares of Common Stock of $387,250, partially offset by additional stock issuance costs of $183,425 for the Private Placement and the Offering.

     The Company anticipates that operating losses will continue at least through 1998 as it builds its base of customers for VisualControl. As previously indicated, due to the Commitment and the Company's existing line of credit the Company's short-term borrowing ability increased from $75,000 to $225,000. At March 15, 1998, the Company had outstanding borrowings of approximately $74,000 under the line of credit and approximately $110,000 under the Commitment and approximately $6,120 in cash. Borrowings under the line of credit will be repaid from the proceeds of the Offering. The Company believes that the due date of the Commitment will be extended for three months or the note will be converted to a revolving line of credit. Management believes the net proceeds of the Offering, combined with the Company's anticipated cash flow from operations, will be sufficient to meet capital and liquidity needs for the next twenty-four months. If the Offering is not successfully completed, the Company will seek debt or private placement of equity to achieve its business plan.

IMPACT OF THE YEAR 2000 ISSUE

           The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

           Based on a recent assessment, the Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for its internal accounting and information systems. The Company also has determined that no exposure exists for the VisualControl software products it has sold or will sell, as these products are not date-sensitive. However, the Company has determined that it will be required to modify portions of the building control software products it has sold so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications to existing software for its building control products, the Year 2000 Issue can be mitigated.

           The Company also has initiated communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to failure on the part of these third parties to remediate their own Year 2000 Issues. The Company does not expect the impact of third party Year 2000 Issues to be material, because either the Company's systems do not rely on these third party systems or the software programs are not date-sensitive.

           The Company will utilize internal resources to reprogram, or replace, and test the building control software products for Year 2000 modifications. The Company plans to complete this project no later than December 31, 1998. The total remaining cost of the Year 2000 project, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred and expensed an immaterial amount of internal labor costs related to its preliminary efforts in connection with its Year 2000 project.

           The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 7. FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Dayton General Systems, Inc.

We have audited the accompanying balance sheets of Dayton General Systems, Inc. as of December 31, 1996 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dayton General Systems, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                          /s/ GRANT THORNTON LLP



Cincinnati, Ohio
January 30, 1998 (except for Notes E, N and O, as to which the date is March 15, 1998)

                          DAYTON GENERAL SYSTEMS, INC.

                                 BALANCE SHEETS

                                  December 31,

         ASSETS                                                                                 1996              1997
CURRENT ASSETS
  Cash and cash equivalents                                                                  $  24,480         $  18,150
  Accounts receivable                                                                           57,383            66,992
  Note receivable - shareholder                                                                   --              12,023
  Inventories                                                                                  112,659            88,555
  Prepaid expenses                                                                               1,752             6,752
                                                                                             ---------         ---------
         Total current assets                                                                  196,274           192,472

PROPERTY AND EQUIPMENT - NET                                                                    24,701            16,600

OTHER ASSETS
  Note receivable - shareholder                                                                 18,000              --
  Deferred stock issuance costs                                                                 20,788           252,193
  Capitalized software costs                                                                    51,747            89,631
  Noncompete covenant                                                                            2,100              --
  Goodwill                                                                                       1,646             1,396
  Deposits                                                                                         598               895
                                                                                             ---------         ---------
         Total other assets                                                                     94,879           344,115
                                                                                             ---------         ---------

                                                                                             $ 315,854         $ 553,187
                                                                                             =========         =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                                             $    --           $  58,000
  Note payable                                                                                    --              75,000
  Accounts payable                                                                              13,621           135,515
  Accrued expenses                                                                              33,629            21,404
  Unearned revenue                                                                             108,327           104,810
  Other current liabilities                                                                     14,501            14,501
                                                                                             ---------         ---------
         Total current liabilities                                                             170,078           409,230

COMMITMENTS                                                                                       --                --

SHAREHOLDERS' EQUITY
  Common stock at aggregate cost, no par value; 10,000,000 shares authorized;
    1,060,000 issued at December 31, 1996, and 1,281,286 shares
    at December 31, 1997                                                                        89,196           414,687
  Preferred stock, 100,000 shares authorized; no shares
    issued or outstanding                                                                         --                --
  Additional paid-in capital                                                                    36,168            36,168
  Retained earnings (deficit)                                                                   20,412          (306,898)
                                                                                             ---------         ---------
         Total shareholders' equity                                                            145,776           143,957
                                                                                             ---------         ---------

                                                                                             $ 315,854         $ 553,187
                                                                                             =========         =========

The accompanying notes are an integral part of these statements.

                         DAYTON GENERAL SYSTEMS, INC.

                           STATEMENTS OF OPERATIONS

                           Year ended December 31,


                                                                          1995               1996                1997

Revenues:
  Systems and related software sales                                        $   283,943           $   269,214           $   249,709
  Service revenue                                                               515,721               545,415               561,578
                                                                            -----------           -----------           -----------
                                                                                799,664               814,629               811,287

Cost of revenues                                                                274,735               268,631               289,855
                                                                            -----------           -----------           -----------

         Gross margin                                                           524,929               545,998               521,432

Operating expenses:
  Selling, general and administrative                                           431,533               492,796               813,370
  Research and development                                                       86,761                41,179                34,119
                                                                            -----------           -----------           -----------
                                                                                518,294               533,975               847,489

Income (loss) from operations                                                     6,635                12,023              (326,057)

Other income (expense):
  Interest income                                                                 3,549                 2,853                 2,703
  Miscellaneous income (expense)                                                  4,136                 1,127                  (747)
  Interest expense                                                               (5,328)               (1,702)               (3,209)
                                                                            -----------           -----------           -----------
                                                                                  2,357                 2,278                (1,253)
                                                                            -----------           -----------           -----------

Income (loss) before income taxes                                                 8,992                14,301              (327,310)

  Income taxes                                                                     --                    --                    --
                                                                            -----------           -----------           -----------

         NET INCOME (LOSS)                                                  $     8,992           $    14,301           $  (327,310)
                                                                            ===========           ===========           ===========



Weighted average common shares outstanding                                                                                1,190,262
                                                                                                                        ===========

Net loss per common share - basic and diluted                                                                           $      (.27)
                                                                                                                        ===========


Pro forma:
  Historical income before income taxes                                     $     8,992           $    14,301
  Pro forma income taxes                                                          2,000                 3,000
                                                                            -----------           -----------
  Pro forma net income                                                      $     6,992           $    11,301
                                                                            ===========           ===========

  Weighted average common shares outstanding:

    Basic                                                                     1,000,000             1,006,795
                                                                            ===========           ===========

    Diluted                                                                   1,000,000             1,008,675
                                                                            ===========           ===========

  Pro forma net income per common share:
    Basic and diluted                                                       $       .01           $       .01
                                                                            ===========           ===========



The accompanying notes are an integral part of these statements.



                                               DAYTON GENERAL SYSTEMS, INC.

                                            STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Years ended December 31, 1995, 1996 and 1997


                                                                      ADDITIONAL           RETAINED               TOTAL
                                                      COMMON             PAID-IN           EARNINGS       SHAREHOLDERS'
                                                       STOCK             CAPITAL          (DEFICIT)              EQUITY

Balance at January 1, 1995                        $  36,196           $    --             $ 132,507            $ 168,703

Net income                                             --                  --                 8,992                8,992

S-Corporation cash distributions                       --                  --               (40,000)             (40,000)
                                                  ---------           ---------           ---------            ---------

Balance at December 31, 1995                         36,196                --               101,499              137,695

Issuance of common stock                             53,000                --                  --                 53,000

Net income                                             --                  --                14,301               14,301

S-Corporation cash distributions                       --                  --               (59,220)             (59,220)

Constructive distribution and
  contribution of undistributed
  S-Corporation earnings                               --                36,168             (36,168)                --
                                                  ---------           ---------           ---------            ---------

Balance at December 31, 1996                         89,196              36,168              20,412              145,776

Issuance of common stock, net
  of offering costs                                 325,491                --                  --                325,491

Net loss                                               --                  --              (327,310)            (327,310)
                                                  ---------           ---------           ---------            ---------

Balance at December 31, 1997                      $ 414,687           $  36,168           $(306,898)           $ 143,957
                                                  =========           =========           =========            =========








The accompanying notes are an integral part of these statements.



                                               DAYTON GENERAL SYSTEMS, INC.

                                                 STATEMENTS OF CASH FLOWS

                                                  Year ended December 31,

                                                                                    1995               1996                1997

Cash flows from operating activities:
  Net income (loss)                                                             $   8,992          $  14,301          $(327,310)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation on property and equipment                                         10,843              9,849             15,272
    Amortization of intangible assets                                              12,750             12,750             18,902
    Loss on disposition of property and equipment                                     205                205               --
    Expenses not requiring cash outlay                                               --                 --               50,000
    Changes in assets and liabilities:
      Accounts receivable                                                         125,908             51,072             (9,609)
      Inventories                                                                  (8,054)           (19,172)            24,104
      Prepaid expenses and deposits                                                  (648)            (1,104)            (5,297)
      Accounts payable                                                            (18,771)            (8,009)            37,155
      Accrued expenses                                                              2,102             (2,703)           (12,225)
      Unearned revenue                                                             15,750              1,402             (3,517)
      Other current liabilities                                                      --                 (551)              --
                                                                                ---------          ---------          ---------
       Net cash provided by (used in) operating activities                        149,077             58,040           (212,525)

Cash flows from investing activities:
  Payments received on note due from shareholder                                     --                 --                5,977
  Purchases of property and equipment                                              (4,771)            (8,791)            (7,171)
  Capitalization of software development expenditures                                --              (51,747)           (54,436)
                                                                                ---------          ---------          ---------
       Net cash used in investing activities                                       (4,771)           (60,538)           (55,630)

Cash flows from financing activities:
  Net borrowings under line of credit                                                --                 --               58,000
  Payments on long-term debt                                                      (65,000)              --                 --
  Proceeds from issuance of common stock                                             --               53,000            387,250
  Stock issuance costs                                                               --              (20,788)          (183,425)
  Distributions                                                                   (40,000)           (59,220)              --
                                                                                ---------          ---------          ---------
       Net cash provided by (used in) financing activities                       (105,000)           (27,008)           261,825

Net increase (decrease) in cash and cash equivalents                               39,306            (29,506)            (6,330)

Cash and cash equivalents at beginning of year                                     14,680             53,986             24,480
                                                                                ---------          ---------          ---------

Cash and cash equivalents at end of year                                        $  53,986          $  24,480          $  18,150
                                                                                =========          =========          =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                                    $   5,328          $   1,702          $   3,209
                                                                                =========          =========          =========

    Local income taxes                                                          $   1,600          $   1,104          $    --
                                                                                =========          =========          =========


Supplemental disclosure of non-cash financing activities:
  Stock issuance costs included in note and
    accounts payable                                                            $    --            $    --            $  94,247
                                                                                =========          =========          =========


The accompanying notes are an integral part of these statements.

                          DAYTON GENERAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

              For the years ended December 31, 1995, 1996 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES

    1.  Business
        --------

    Dayton General Systems, Inc. (the "Company") was formed on March 5, 1993 and has primarily been in the business of designing, building, installing and servicing computerized building automation systems for use in non-residential buildings, wastewater treatment plants and educational institutions. The Company's systems monitor and control heating, air conditioning, ventilation, lighting, fire detection, security, indoor air quality, water processing and other electrical/mechanical functions. Although the Company plans to continue servicing its building automation systems, in 1997 it changed its business focus to become a software technology solution provider to the building control and industrial control and automation industries through its commercialized software products that simplify, enhance and accelerate the design and implementation of intelligent open control networks. The Company's administrative and main production facilities are located near Dayton, Ohio.

    2.  Cash and Cash Equivalents
        -------------------------

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    3.  Concentration of Credit Risk
        ----------------------------

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company's exposure to credit risk for accounts receivable is impacted by the economic climate affecting its industry and customer base, which is primarily in Ohio, Pennsylvania and Illinois. The Company manages this risk by performing ongoing credit evaluations of its customers. The Company has not experienced significant credit losses and no reserve for its accounts receivables is considered necessary.

    4.  Use of Estimates in Financial Statements
        ----------------------------------------

    In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    5.  Inventories
        -----------

    The Company values its inventories at the lower of cost (determined using the first-in, first-out method) or market.

                          DAYTON GENERAL SYSTEMS, INC.

              For the years ended December 31, 1995, 1996 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    6.  Property and Equipment
         ---------------------

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated service lives of the assets, which are principally five years.

    7.  Capitalized Software Costs
        --------------------------

    Software development costs are expensed as research and development until technological feasibility of the software product has been established. After technological feasibility has been established, the Company capitalizes all costs incurred for software development in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are amortized on a product-by-product basis over the estimated product life. Amortization begins when the software product is available for general release to customers. The Company released its first software product to customers in 1997. Amortization expense was $16,552 for the year ended December 31, 1997.

    8.  Noncompete Covenant and Goodwill
        --------------------------------

    The noncompete covenant and goodwill arose from the acquisition of assets by the Company on March 5, 1993. The noncompete covenant is being amortized on a straight-line basis over the term of the covenant, which is four years. The goodwill is being amortized on a straight-line basis over ten years.

    Amortization expense for these assets was $12,750 for each of the years ended December 31, 1995 and 1996. Amortization expense was $2,350 for the year ended December 31, 1997. Accumulated amortization as of December 31, 1996 and 1997 for the noncompete covenant was $47,900 and $50,000, respectively, and $950 and $1,200, respectively, for goodwill.

    9.  Revenue Recognition and Cost of Revenues
        ----------------------------------------

    The Company recognizes revenue for systems and related software sales upon product shipment.

    The Company recognizes service revenue when the service is completed or, for annual service contracts, the revenue is recognized ratably over the period of the contract. Cash payments received in advance of revenue recognition are recorded as unearned revenue.

    Cost of revenues includes the direct material, labor and overhead costs necessary to generate the revenues. Indirect costs are recorded as general and administrative expenses.

                          DAYTON GENERAL SYSTEMS, INC.

               For the years ended December 31, 1995 1996 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    10.  Income Taxes
         ------------

    At inception, the Company with the consent of its shareholders, elected under the Internal Revenue Code to be taxed as an S-Corporation. Effective December 20, 1996, the Company terminated its S-Corporation election and became a C-Corporation for income tax purposes. Accordingly, federal and state income taxes on the income of the Company were paid by the shareholders and, therefore, no provision for such taxes has been made in the accompanying financial statements during 1995 or 1996.

    Had the Company been subject to tax at the corporate level, the federal and state income tax provision would have been approximately $2,000 and $3,000 for the years ended December 31, 1995 and 1996, respectively.

    Deferred income taxes are provided for temporary differences between the tax basis and reported amount of assets and liabilities. The net deferred tax liability arising from the Company's conversion from an S-Corporation to a C-Corporation on December 20, 1996 was not material at December 31, 1996.

    11.  Fair Value of Financial Instruments
         -----------------------------------

    The carrying value of the Company's financial instruments approximates fair value.

    12.  Earnings (Loss) Per Common Share
         --------------------------------

    The computation of basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable from stock options and warrants. During 1996, the difference between the basic weighted average common shares outstanding and the diluted weighted average common shares outstanding was due to the dilutive effect of outstanding warrants. Weighted average number of common shares is computed giving retroactive recognition for the stock split in November 1996 (Note F) and the reincorporation and merger (Note N).

    In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share, instead of primary and fully diluted earnings per share. The adoption of SFAS No. 128 resulted in the restatement of earnings per share for all periods presented in the financial statements.

                          DAYTON GENERAL SYSTEMS, INC.

              For the years ended December 31, 1995, 1996 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    13.  Stock-Based Compensation
         ------------------------

    The provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", are effective for the Company in 1997. This recent standard requires that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" or in accordance with the provisions of SFAS No. 123, whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company accounts for such awards under the provisions of APB No. 25 and, accordingly, no compensation cost has been recognized for the stock awards. The Company has made the required additional disclosures under SFAS No. 123 for 1997 (Note K).

    14.  Segment Reporting
         -----------------

    The Company operates in a single business segment. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public enterprises to report certain information about operating segments, products and services, customers and geographic areas in which they operate. SFAS No. 131 supersedes existing pronouncements requiring segment reporting and is effective for the Company beginning fiscal 1998. The Company has not yet determined whether this statement will have any impact on its financial reporting requirements.


NOTE B - NOTE RECEIVABLE - SHAREHOLDER

     The Company had an $18,000 note receivable from its majority shareholder due October 31, 1997. During October 1997, the note was extended until October 31, 1998. Interest accrues at 8.5% and is payable monthly. Principal payments are being made periodically by the shareholder. The note is unsecured.

                          DAYTON GENERAL SYSTEMS, INC.

              For the years ended December 31, 1995, 1996 and 1997


NOTE C - INVENTORIES

    Inventories are summarized as follows:

                                                            DECEMBER 31,
                                                         1996              1997

    Parts and components                              $54,716           $58,823
    Finished parts                                     31,600            28,314
    Projects in progress                               26,343             1,418
                                                     --------           -------
                                                     $112,659           $88,555
                                                      =======            ======


NOTE D - PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows:

                                                          DECEMBER 31,
                                                       1996              1997

    Computer and office equipment                   $56,571             $63,791
    Vehicles                                          1,928                 -
                                                    -------             -------
                                                     58,499              63,791
    Less accumulated depreciation                    33,798              47,191
                                                    -------             -------

         Net property, plant and equipment          $24,701             $16,600
                                                    =======             =======


NOTE E - LINE OF CREDIT

     The Company maintains a line of credit with a bank of $75,000. The line of credit bears interest at the bank's prime rate (8.5% at December 31, 1997) plus .75% and expires April 17, 1998. Borrowings under this line were $0 and $58,000 at December 31, 1996 and 1997, respectively. Amounts borrowed on the line of credit are due on demand and are guaranteed by the majority shareholder. The line of credit is secured by cash, accounts receivable, inventories and equipment.

     In January 1998, the Company's bank agreed to make available to the Company an additional $150,000 until April 14, 1998, at which time the outstanding balance under this commitment is due. As of March 15, 1998, borrowings outstanding under this additional commitment were $110,000. The borrowings under this commitment bear interest at prime plus .75% and are secured by the same collateral as the aforementioned line of credit, and are guaranteed by the majority shareholder.

                          DAYTON GENERAL SYSTEMS, INC.

              For the years ended December 31, 1995, 1996 and 1997


NOTE F - COMMON STOCK

     During November 1996, the board of directors and shareholders authorized an amendment of the Company's articles of incorporation to increase the number of authorized shares of common stock to enable the Company to implement its plan of recapitalization. This plan has four components.

-    The Company split its stock 10-to-1 effective November 11, 1996.

- The shareholders authorized the Company to reserve 1,600,000 of the newly authorized shares for future use in a stock option plan (Note K) and for common stock warrants for certain individuals and investors.

- The Company made a private placement offering of its common stock at $1.75 per share.

- The Company expects to offer additional shares to the general public in an initial public offering (IPO) (Note N).

     On November 15, 1996, the Company, under its stock warrant program, issued common stock warrants to two shareholders. No consideration was paid for the warrants as the exercise price exceeded the fair value of the underlying stock on the date of grant. The warrants give the two shareholders the right to purchase 50,000 shares of the Company's common stock at a price of $.90 per share at any time prior to November 15, 2003.

     As of December 31, 1996 and 1997, the Company had deferred $20,788 and $252,193, respectively, in costs related to the private offering and the IPO. During 1997, the Company raised $387,250 from the private offering through the sale of 221,286 shares of common stock, of which $61,759 in offering costs were offset against these proceeds. The Company paid the underwriter it is using for its proposed initial public offering a commission of $23,150 for selling 132,286 shares of this common stock. The underwriter was also awarded warrants to purchase 13,229 shares of the Company's common stock at $4.95 per share at any time prior to July 25, 2002.

     The deferred stock issuance costs recorded at December 31, 1997 relate entirely to the IPO. If the IPO is successful, these costs will be offset against the IPO proceeds. If the IPO is not successful, these costs will be immediately expensed.


NOTE G - RETAINED EARNINGS

     As discussed in Note A-10, the Company terminated its S-Corporation election during 1996. Undistributed taxable earnings as of the termination date have been included in the financial statements as additional paid-in capital. This assumes a constructive distribution to the owners followed by a contribution to the capital of the Company. Earnings for the period from December 20, 1996 to December 31, 1996 were not material.

                          DAYTON GENERAL SYSTEMS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              For the years ended December 31, 1995, 1996 and 1997


NOTE H - INCOME TAXES

     The following is a reconciliation between the statutory federal income tax rate and the amount recognized in the financial statements for year ended December 31, 1997.

                                                                              AMOUNT
                  Computed credit for federal income
                     taxes at the statutory rate                           $(111,285)

                  Valuation allowance                                        110,762
                  Permanent differences                                          523
                                                                           ---------
                  Total                                                    $       -
                                                                           =========

     At December 31, 1997, the net deferred tax components consisted of the following:

                  Deferred tax liabilities:
                     Tax depreciation over book depreciation             $       544
                     Capitalized software costs                               30,475
                                                                         -----------
                                                                              31,019
                                                                         -----------
                  Deferred tax assets:
                     Inventory                                                 3,497
                     Intangible assets                                        11,646
                     Net operating loss carryforward                         126,638
                                                                         -----------
                                                                             141,781
                     Valuation allowance                                    (110,762)
                                                                         -----------
                                                                              31,019
                                                                         -----------

                  Net deferred tax components                            $       -
                                                                         ===========

     The federal tax net operating loss carryforward of approximately $370,000 expires in 2012. The valuation allowance is required due to the uncertainty of realizing the net deferred tax asset through future operations.


NOTE I - MAJOR CUSTOMERS

     Two customers accounted for 39% and 26% of total revenues during the year ended December 31, 1995, 47% and 12% of total revenues during the year ended December 31, 1996, and 37% and 18% of total revenues during the year ended December 31, 1997. One additional customer accounted for 10% of total revenues for the years ended December 31, 1995 and 1997.

                          DAYTON GENERAL SYSTEMS, INC.

              For the years ended December 31, 1995, 1996 and 1997


NOTE J - COMMITMENTS

     Leases
     ------

     The Company has noncancelable operating lease agreements for certain equipment and its office facilities. Certain of the leases have renewal options for varying lengths of time. The Company incurred $59,708, $58,347 and $54,562 in rent expense under operating lease agreements for the years ended December 31, 1995, 1996 and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases are approximately $55,200 in 1998 and 1999 and $14,900 in 2000.

     License Agreement
     -----------------

     In January 1994, the Company entered into an agreement to license certain computer software programs from Echelon Corporation. Under the terms of the agreement, the Company pays one-time license fees for each of the software programs it licenses. In 1994, the Company incurred a license fee of $9,450 which was added to the payments under an operating lease for certain equipment leased from Echelon Corporation and was expensed over a three-year period. During 1996, the Company licensed two additional software programs totaling $6,745 which are being used in product development and are included in capitalized software costs.

     The license agreement also requires the Company to pay royalties to Echelon Corporation for each copy of an executable file of the software that is distributed by the Company. The royalties range from $18 to $800 per executable file distributed. Royalty expense under the agreement was $0, $5,720 and $8,866 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Consulting Agreement
     --------------------

     In November 1996, the Company entered into an agreement with a consulting firm which provided for six monthly payments of $5,000 beginning December 1996 for corporate development services, including capital formation services and commerce development. In the event that an equity transaction occurs within twenty-four months of the date of the agreement with a party introduced by this firm, the Company is required to pay a fee ranging from 3% to 5% of the total value of the transaction. In the event a commercial sales transaction attributable to the consulting firm's efforts occurs within twenty-four months of the date of the agreement, the Company is required to pay a commission of 10% of the gross revenues resulting from the commercial sales transaction for a two year period from the date of the transaction. No such fees or commissions were incurred under this agreement as of December 31, 1997.

                          DAYTON GENERAL SYSTEMS, INC.

              For the years ended December 31, 1995, 1996 and 1997


NOTE K - STOCK OPTION PLAN

     Effective June 1, 1997, the Company adopted a stock option plan covering certain employees, directors and advisors. The number of shares issuable under the plan is 300,000. Stock options granted under the plan enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant in the case of an incentive stock option, and not less than 85% of the market value on the date of the grant in the case of a non-qualified option. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three year period. A summary of the changes in the options outstanding during 1997 is set forth below:

                                                                           NUMBER OF          WEIGHTED AVERAGE
                                                                              SHARES            EXERCISE PRICE

     Outstanding at December 31, 1996                                          -                          -
        Granted                                                              175,000                     $1.80
                                                                             -------                     -----
     Outstanding at December 31, 1997                                        175,000                     $1.80
                                                                             =======                      ====

     Exercisable (vested) options at December 31, 1997                       135,000                     $1.82
                                                                             =======                      ====

     The following summarizes options outstanding and exercisable at December 31, 1997:

                                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                             ----------------------------------------------       ----------------------------
                                                  WEIGHTED         WEIGHTED                           WEIGHTED
                                                   AVERAGE          AVERAGE                            AVERAGE
     RANGE OF EXERCISE            NUMBER         REMAINING         EXERCISE            NUMBER         EXERCISE
     PRICES                  OUTSTANDING              LIFE            PRICE       EXERCISABLE            PRICE

     $1.75 to $1.93              175,000              8.03            $1.80           135,000            $1.82

     The weighted average fair value at date of grant for options granted during 1997 was $0.14. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                  Expected life (years)                                                  2.5
                  Interest rate                                                          6%
                  Volatility                                                             1%
                  Dividend yield                                                         0%

     Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the year ended December 31, 1997 would have been increased by approximately $26,000 and $.03, respectively. The initial application of SFAS No. 123 for pro forma disclosure may not be representative of the future effects of applying this statement.

     Additionally, options for a total of 75,000 shares will be granted to an officer and a director upon or after the completion of the IPO (Note N).

                          DAYTON GENERAL SYSTEMS, INC.

              For the years ended December 31, 1995, 1996 and 1997


NOTE L - RELATED PARTY TRANSACTIONS

     During 1997, the Company was provided financial advisory services in the amount of $75,000 from a corporate shareholder of the Company. The Company expensed $50,000 of this amount during the year ended December 31, 1997 and deferred $25,000 as stock issuance costs to be offset against the private placement and IPO proceeds. The entire amount is represented by an 8.5% term note, payable in five quarterly principal and interest installments of approximately $16,000, with the last payment due December 15, 1998. However, the note must be redeemed in full by the Company upon the successful completion of the proposed initial public offering (Note N).


NOTE M - PRO FORMA DATA (UNAUDITED)

     As discussed in Note A-10, the Company was an S-Corporation prior to December 20, 1996. Accordingly, federal and state income taxes prior to this date have not been reflected in the accompanying financial statements. Effective December 20, 1996, the Company terminated its S-Corporation election and became a C-Corporation for income tax purposes. Therefore, pro forma amounts have been provided for federal and state income taxes at an effective rate of approximately 20%.


NOTE N - PROPOSED INITIAL PUBLIC OFFERING, REORGANIZATION AND MERGER

     On August 14, 1997, the Company filed a Registration Statement (since amended) on Form SB-2 with the Securities and Exchange Commission for an offering of its common stock. The Company's registration statement is effective with the SEC; however, as of March 15, 1998, the Company has not yet issued any common shares to the public.

     The Company was incorporated in Pennsylvania in July 1997 by DGS, Inc. ("Ohio Dayton General"), an Ohio Corporation. The Company has authorized 10,000,000 common shares with no par value. On October 9, 1997, Ohio Dayton General was merged with and into the Company and the Company is the surviving company. Each outstanding share of Ohio Dayton General was converted into 1,000 shares of common stock of the Company.

     The Board of Directors is authorized to issue one or more series of preferred stock. The Board, without shareholder approval, may determine voting, conversion and other rights. Under the certificate of incorporation, the Board of Directors has authorized 100,000 shares of preferred stock.

     The financial statements have been restated to reflect the reincorporation and merger.

                          DAYTON GENERAL SYSTEMS, INC.

              For the years ended December 31, 1995, 1996 and 1997


NOTE O - SUBSEQUENT EVENT

     In February 1998, the Company entered into a software distribution agreement with Yamitake & Co., Ltd. (Yamitake), a Japanese company. The agreement grants Yamitake an exclusive license to use, market and distribute the Company's VisualControl software products within Japan and a non-exclusive license to distribute outside of Japan.

     Under the terms of the agreement, Yamitake will purchase the software products at 60% of the Company's list prices with payments to be made in U.S. dollars. Yamitake is prohibited from distributing any software which competes directly with the Company's products during the term of the agreement. The original term of the agreement is two years and is renewable annually thereafter.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

               The following table sets forth certain information concerning the executive officers and directors of the Company.

Name                                 Age*                                 Position
----                                 ----                                 --------

Thomas C. Haas                        54                     Chairman of the Board, President and Chief
                                                             Executive Officer

Edward T. Hurd                        59                     Director

William R. Winkler                    50                     Director

William C. Kaesche III                55                     Executive Vice President of Sales and Marketing

Jay G. Pollack, Ph.D.                 50                     Executive Vice President of Research and
                                                             Development


*  As of March 15, 1998

Thomas C. Haas has been Chairman of the Board of Directors and Chief Executive Officer of DGS since its inception in 1993 and has been President since 1996. From 1991 until 1993, he was self employed reviewing acquisition opportunities and managing his assets. Mr. Haas served as Treasurer of Philips Industries, Inc., a Fortune 500 diversified manufacturer of products for the construction, transportation and material handling industries ("Philips"), from 1984 until 1989 and of Tomkins Corporation, the holding company for the U.S. operations of Tomkins PLC (Philips, Smith & Wesson and Murray Ohio) from 1989 to 1991. From 1968 until 1984 he had held various financial management and analysis positions with Philips. In addition to his responsibilities for cash management, budgeting and strategic planning, Mr. Haas provided financial analytical support for the acquisitions of over twenty-five companies. During his career, Philips grew from $100 million to over $930 million in annual sales prior to being acquired by Tomkins. He received his B.B.A. from Ohio University.

Edward T. Hurd has over 35 years of experience in global automation markets. He became a director of DGS in July 1997. From 1962 to 1996 Mr. Hurd held many positions with Honeywell Inc. ("Honeywell"). From 1990 to 1996, Mr. Hurd was President of the Industrial Business Division of Honeywell and Executive Vice President of Honeywell from 1995 to 1996. From 1962 to 1990, Mr. Hurd held positions of increasing responsibility within Honeywell including Director of Engineering, Vice President of Operations, General Manager and Group Vice President of the Industrial Automation and Control Division and Worldwide Industrial Group. He is currently an independent consultant. Mr. Hurd serves as the Chairman of the Board of Directors of Moore

Products Co. and is a director of Total Control Products, Inc. and Iconics Inc., all of which are in the process control industry. He received his B.S.E.E. from Drexel University and his M.S.E.E. from the University of Pennsylvania.

William R. Winkler became a director of DGS in June 1997. He is a Certified Public Accountant and has been President of Winkler Enterprises, a tax, accounting and specialty retail business, since 1996. From 1977 to 1996 he was employed by Philips Industries, Inc. ("Philips"), serving as Corporate Controller from 1990 to 1996. From 1991 to 1996 he also served as Corporate Controller of Tomkins Corporation, the holding company for the U.S. operations of Tomkins PLC (Philips, Smith & Wesson and Murray Ohio). As Corporate Controller for Philips, Mr. Winkler was part of that company's mergers and acquisitions team and in that capacity participated in the due diligence effort on many acquisitions. From 1970 until 1977, he was employed as a Certified Public Accountant with Deloitte & Touche and was involved primarily in the audits of large publicly-held clients. He received his B.S. from Drexel University.

William C. Kaesche, III joined DGS as Executive Vice President of Sales and Marketing in June 1997. He has had over nineteen years experience with Honeywell Inc.'s ("Honeywell's") Industrial Automation and Control ("IAC") Division, a global provider of industrial process control systems, software and services. During 1996 and early 1997, he served as a consultant to several companies in the technology industry. From 1987 until 1996, Mr. Kaesche was employed by Honeywell's IAC Division, in the following capacities: Manager of Business Development (1994- 1996); Director of Marketing and Sales for ICOTRON, a subsidiary of Honeywell specializing in advanced process control software and services (1991-1994); Western Regional Sales Manager (1989-1991); and Chicago Branch Sales Manager (1987-1989). From 1983 to 1987, Mr. Kaesche served as Vice President Marketing and Sales for August Systems Inc., a manufacturer of fault tolerant computer systems. He received his B.S.M.E. from Brigham Young University and his M.B.A. from Keller Graduate School of Management.

Jay G. Pollack, Ph.D. joined DGS as Executive Vice President of Research and Development in July 1997. Prior to joining DGS, Dr. Pollack was President and Chief Scientist of Joshua Technology Corporation, a product development consultancy. From 1987 to 1995, he was a Senior Manager at the University of Dayton Research Institute. Under his direction, the Institute grew to national stature and produced several patents and over two hundred technical papers in support of commercial and governmental sponsors. Dr. Pollack received his Naval wings in 1978 and spent ten years in increasingly responsible positions in Navy research and development commands. He received his M.S. and Ph.D. in Neuroscience from the University of Miami and his B.S. from Colorado State University.

Directors of the Company are elected annually. Officers of the Company are elected annually and serve at the discretion of the Board of Directors.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten- percent beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company filed a registration statement in connection with an initial public offering of its stock which became effective November 14, 1997. The Company's executive officers and directors, and persons who beneficially owned more than ten-percent of the Company's equity securities, should have filed an initial statement of beneficial ownership on Form 3 by the effective date of the registration statement. Those persons were

Thomas C. Haas, William E. Winkler, Edward T. Hurd, William C. Kaesche III and John G. Pollack, Ph.D. Such forms were not filed by the directors and executive officers until February 27, 1998.

ITEM 10 EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

     Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company will receive an annual fee of $2,500 as compensation for services as a member of the Board of Directors. Non-employee directors also will receive fees of $500 for each Board and Board committee meeting attended in person and $250 for each telephonic meeting in which the director participates. A separate committee meeting fee will not be paid if the committee meeting occurs on the same day as a Board meeting. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees and for other expenses incurred in their capacities as directors of the Company. All directors own securities of the Company. See "Security Ownership of Certain Beneficial Ownership and Management."

EXECUTIVE COMPENSATION

     The following table sets forth information regarding the compensation paid by the Company in respect of fiscal years 1996 and 1997, for services in all capacities, to Mr. Haas, the Company's Chief Executive Officer. No executive officer earned over $100,000 in salary and bonus for fiscal year 1997.



                          SUMMARY COMPENSATION TABLE



                             Annual Compensation
                             -------------------

                                                                                               Securities
                                                                          Other Annual         Underlying            All Other
Name and Principal           Fiscal        Salary           Bonus         Compensation          Options             Compensation
     Position                 Year          ($)              ($)             (1) ($)              (#)                   ($)
    ----------               -----         -----            -----         ------------         ----------           ------------
Thomas C. Haas,
President, Chief              1997        $90,294            ---               ---              50,000                  ---
Executive Officer             1996        $82,136            ---               ---                ---                   ---



(1)            None, other than perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.

               The following tables set forth information concerning stock option grants to Mr. Haas during 1997 and options held by him at fiscal year-end. The Company's Stock Option Plan does not provide for the grant of stock appreciation rights (SARs).

                      OPTION GRANTS IN LAST FISCAL YEAR


                              Individual Grants
                              -----------------


                         Number of
                        Securities                   % of Total
                        Underlying                Options Granted
                          Options                 to Employees in               Exercise or Base
     Name                Granted #                      1997                      Price ($/Sh)            Expiration Date
     ----                ---------                      ----                      ------------            ---------------

Thomas C. Haas             50,000                        28.6                          $1.93                June 1, 2002


             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             FY-END OPTION/VALUES


                                                                                     Number of                   Value of
                                                                                    Securities                Unexercised
                                                                                    Underlying                In-the-Money
                                                                                   Unexercised               Options at FY-
                                                                                Options at FY-End                End ($)

                           Shares Acquired                                         Exercisable/               Exercisable/
     Name                  on Exercise (#)          Value Realized ($)            Unexercisable              Unexercisable
     ----                  ---------------          ------------------            -------------              -------------
Thomas C. Haas                  --                         --                       50,000/--                     (1)



(1) Since there is currently no public trading market for the Company's securities there is no publicly ascertainable market value for these options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

               The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock on March 15, 1998, by (i) each beneficial owner of more than five percent of the Common Stock, (ii) Mr. Haas and each director and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power over the shares.



       Name                                Shares                Percent of Class
       ----                                ------                ----------------

Thomas C. Haas(1)(2)                      804,000                     60.4%

Edward T. Hurd(2)                          25,000                      1.9%

William R. Winkler                         50,000                      3.9%

All directors and executive               940,000                     66.8%
officers as a group (five
persons)(2)

Vernon F. Brannon(1)                       80,000                      6.2%

James E. Cogan(1)(2)                       71,000                      5.4%

Daniel B. Lackey(1)                        80,000                      6.2%


-------------------------

(1)            The address for Messrs. Haas, Brannon and Lackey is 2492 Technical Drive, Miamisburg,
               Ohio 45342.  Mr. Cogan's address is 502 South Koenigheim, Suite 2F, San Angelo, Texas
               76903.

(2)            Includes shares of Common Stock issuable upon exercise of outstanding stock options and warrants which are currently exercisable or are exercisable within 60 days of March 13,
               1998 as follows:  Mr. Haas, 50,000 shares; Mr. Hurd, 25,000 shares; all directors and executive officers as a group, 125,000 shares; and Mr. Cogan, 24,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The Company has a line of credit with a bank in the aggregate amount of $75,000, $58,000 of which was borrowed as of December 31, 1997. The line of credit is personally guaranteed by Mr. Haas. On January 14, 1998, the Company's bank agreed to make available to the Company an additional $150,000 until April 14, 1998, which, to the extent advanced, also is personally guaranteed by Mr. Haas. In October 1994, the Company loaned Mr. Haas $18,000, secured by a promissory note, which was originally due in November 1995 and which bore interest at 8% per annum. Repayment of the indebtedness subsequently was extended to October 31, 1997. In October 1997, by vote of the Company's Board of Directors, repayment of the indebtedness was further extended to October 31, 1998 and the interest rate payable was increased to 8.5% per annum, with repayment to be made by payroll deduction. As of December 31, 1997, $12,023 in principal and accrued interest was due the Company under the note and as of March 27, 1998 the balance due on the note was $3,226.

               Church Street Financial Corporation is an investment research firm that provided analytical and advisory services to the Company during 1997, including corporate financing services in connection with the Private Placement and the Offering. In this connection, the company is indebted to Church Street in the principal amount of $75,000, represented by a note bearing interest at 8.5% per annum and due on the earlier of the completion of the Offering or December 15, 1998. As of December 31, 1997, the full principal amount and $1,869 in accrued interest were outstanding under the note.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        EXHIBIT
          NO.        DESCRIPTION
        -------      -----------
          3.1        Articles of Incorporation*

          3.2        By-Laws, as amended*

           4 Form of Warrant issuable as part of Units sold in Offering*

         10.1 OEM License Agreement between Echelon Corporation and the Registrant dated May 26, 1995*

         10.2 Software License Agreement between Echelon Corporation and the Registrant dated December 27, 1993*

         10.3 Sales Agreement between Echelon Corporation and the Registrant dated November 30, 1993*

         10.4 Master Lease Agreement between Echelon Corporation and the Registrant dated November 30, 1993*

         10.5        1997 Stock Option Plan*

         27          Financial Data Schedule


 * Filed as an Exhibit to Registration Statement No. 333-33597 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K.  None.

                                   SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March, 1998.

                                      DAYTON GENERAL SYSTEMS, INC.


                                      By:    /s/ Thomas C. Haas
                                         -------------------------------------
                                         Thomas C. Haas
                                         President and Chief Executive Officer


               In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of March, 1998.

     Signatures                                       Title
     ----------                                       -----

  /s/ Thomas C. Haas              Chairman of the Board, President and Chief
-------------------------         Executive Officer (Principal Executive, Accounting and
Thomas C. Haas                    Financial Officer)



  /s/ Edward T. Hurd              Director
-------------------------
Edward T. Hurd


  /s/ William R. Winkler          Director
-------------------------
William R. Winkler
