Form 10QSB
period 1998-03-31
DAYTON GENERAL SYSTEMS INC
filed 1998-05-15
CIK 1039774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

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


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,281,286 shares as of March 31, 1998.



Transitional Small Business Disclosure Format (check one):

       Yes               No   X
           ---------        ------

                                      INDEX

PART I.  FINANCIAL INFORMATION


   ITEM 1.  Financial Statements..................................................3

   ITEM 2.  Management's Discussion and Analysis or Plan of Operations............7



PART II. OTHER INFORMATION


   ITEM 1.  Legal Proceedings.....................................................9

   ITEM 2.  Changes in Securities and Use of Proceeds.............................9

   ITEM 3.  Defaults Upon Senior Securities.......................................9

   ITEM 4.  Submission of Matters to a Vote of Security Holders...................9

   ITEM 5.  Other Information.....................................................9

   ITEM 6.  Exhibits and Reports on Form 8-K......................................9

                                     PART I.
ITEM 1. - FINANCIAL STATEMENTS


                                 BALANCE SHEETS


         ASSETS                                        MARCH 31, 1998 DECEMBER 31, 1997

CURRENT ASSETS
  Cash and cash equivalents                                $  13,093     $  18,150
  Accounts receivable                                        153,121        66,992
  Note receivable - shareholder                                3,226        12,023
  Inventories                                                 98,091        88,555
  Prepaid expenses                                             4,952         6,752
                                                           ---------     ---------
         Total current assets                                272,483       192,472

PROPERTY AND EQUIPMENT - NET                                  14,087        16,600

OTHER ASSETS
  Deferred stock issuance costs                              285,812       252,193
  Capitalized software costs                                  82,182        89,631
  Noncompete covenant                                           --            --
  Goodwill                                                     1,333         1,396
  Deposits                                                       895           895
                                                           ---------     ---------
         Total other assets                                  370,222       344,115
                                                           ---------     ---------

                                                           $ 656,792     $ 553,187
                                                           =========     =========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Line of credit                                           $  74,000     $  58,000
  Notes payable                                              187,513        75,000
  Accounts payable                                           205,945       135,515
  Accrued expenses                                            27,250        21,404
  Unearned revenue                                           148,752       104,810
  Other current liabilities                                   14,501        14,501
                                                           ---------     ---------
         Total current liabilities                           657,961       409,230

COMMITMENTS                                                     --            --

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock at aggregate cost, no par value;
    10,000,000 shares authorized; 1,281,286 issued at
    March 31, 1998, and December 31, 1997                    414,687       414,687
  Preferred stock, 100,000 shares authorized; no shares
    issued or outstanding                                       --            --
  Additional paid-in capital                                  36,168        36,168
  Accumulated deficit                                       (452,024)     (306,898)
                                                           ---------     ---------
         Total shareholders' equity (deficit)                 (1,169)      143,957
                                                           ---------     ---------
                                                           $ 656,792     $ 553,187
                                                           =========     =========

                          DAYTON GENERAL SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                       QUARTER ENDED MARCH 31,

                                                       1998                 1997

Revenues:
  Systems and related software sales                $    23,336     $    57,599
  Service revenue                                       161,457         133,612
                                                    -----------     -----------
                                                        184,793         191,211

Cost of revenues                                         56,434          60,517
                                                    -----------     -----------

          Gross margin                                  128,359         130,694

Operating expenses:
  Selling, general and administrative                   244,107         162,193
  Research and development                               28,171          11,719
                                                    -----------     -----------
                                                        272,278         173,912

Loss from operations                                   (143,919)        (43,218)

Other income (expense):
  Interest income                                           264              45
  Miscellaneous income                                     --               301
  Interest expense                                       (1,471)            (67)
                                                    -----------     -----------
                                                         (1,207)            279
                                                    -----------     -----------
Loss before income taxes                               (145,126)        (42,939)

  Income taxes                                             --              --
                                                    -----------     -----------
          NET LOSS                                  $  (145,126)    $   (42,939)
                                                    ===========     ===========


Weighted average common shares outstanding            1,281,286       1,094,178
                                                    -----------     ===========

Net loss per common share - basic and diluted       $      (.11)    $      (.04)
                                                    -----------     ===========


                          DAYTON GENERAL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                                 1998           1997
Cash flows from operating activities:
  Net loss                                                    $(145,126)    $ (42,939)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                10,300         4,381
    Changes in assets and liabilities:
      Accounts receivable                                       (86,129)      (31,738)
      Inventories                                                (9,536)        1,118
      Prepaid expenses and deposits                               1,800          --
      Accounts payable                                           70,430        26,640
      Accrued expenses                                            5,846        (7,996)
      Unearned revenue                                           43,942       (53,888)
        Net cash used in operating activities                  (108,473)     (104,422)

Cash flows from investing activities:
  Payments received on note due from shareholder                  8,797          --
  Purchases of property and equipment                              (275)         (665)
  Capitalization of software development expenditures              --          (8,500)
                                                              ---------     ---------
       Net cash provided by (used in) investing activities        8,522        (9,165)

Cash flows from financing activities:
  Net borrowings under line of credit                            16,000          --
  Proceeds of notes payable                                     141,777          --
  Payments on notes payable                                     (29,264)         --
  Proceeds from issuance of common stock                           --         131,250
  Stock issuance costs                                          (33,619)      (30,673)
                                                              ---------     ---------
       Net cash provided by financing activities                 94,894       100,577

Net decrease in cash and cash equivalents                        (5,057)      (13,010)
Cash and cash equivalents at beginning of period                 18,150        24,480
                                                              ---------     ---------
Cash and cash equivalents at end of period                    $  13,093     $  11,470
                                                              =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                  $   3,541     $      67
                                                              =========     =========
    Local income taxes                                        $    --       $    --
                                                              =========     =========

DAYTON GENERAL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 1998


1.  BASIS OF PRESENTATION
    ---------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-KSB.

The information furnished in these financial statements reflects all estimates and adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods reported, and all adjustments and estimates are of a normal recurring nature.

2.  BUSINESS
    --------

Dayton General Systems, Inc. (the "Company") has been primarily in the business of designing, building, installing and servicing computerized building automation systems for use in non-residential buildings, wastewater treatment plants and educational institutions. In addition, in 1997, the Company changed its focus to become a software technology solution provider to the building control and industrial control and automation industries through its commercialized software products.

3.  BANK BORROWING
    --------------

In April, 1998, the Company re-negotiated its note commitment with its bank. The revised terms make $150,000 available to the Company at prime plus .75% with interest to be paid monthly. The note is a revolving agreement which is reviewed monthly. There were no changes to the collateral for the note and it continues to be guaranteed by the majority shareholder.

4.  PROPOSED INITIAL PUBLIC OFFERING
    --------------------------------

The Company continues to seek permanent financing through its Initial Public Offering (IPO) which was effective in February, 1998. The Company and its underwriter agreed in May, 1998 to continue the IPO until August, 1998. As of May 15, 1998, the Company has not issued any common shares to the public.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------


GENERAL
The Company has continued to execute its business plan under which its efforts are focused on the VisualControl product line. Approximately 90% of revenues are realized from the Company's pre-existing products and related service agreements while its sales, marketing, and product development efforts are dedicated to the VisualControl product line.

RESULTS OF OPERATIONS
The following table sets forth the items noted as a percentage of sales for the period indicated:

                                                               Quarter Ended March 31,

                                                                1998                      1997
                                                                ----                      ----
Revenues                                                       100.0%                    100.0%

Cost of Revenues                                                30.5                      31.6
                                                                ----                      ----

Gross Profit                                                    69.5                      68.4

Selling, General & Administrative                               132.2                     84.9

Research and Development                                        15.2                       6.1

Operating loss                                                 (77.9)                    (22.6)

Interest Expense                                                (0.9)                       -

Other income                                                     0.2                       0.1

Loss before taxes                                              (78.6)                    (22.5)

Income taxes                                                      -                         -

Net loss                                                       (78.6)                    (22.5)

REVENUES - Total revenues decreased approximately 3.4% from 1997 to 1998. System and hardware sales decreased by approximately $24,000 or 59.5% as the Company reduced its focus on its sales of hardware and software related to its pre-existing product line. Sales of VisualControl products were $17,875 and $20,271 in 1998 and 1997, respectively. Service revenue increased in 1998 over 1997 by approximately $27,000 or 20.8% as the Company increased service billings on certain projects.

GROSS PROFIT - Gross profit margin increased slightly from 68.4% in 1997 to 69.5% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Expenses have increased approximately 50.5% in 1998 over 1997 or approximately $82,000. Of the increase, approximately $65,000 is principally payroll and related costs associated with sales, marketing, development and administrative personnel hired as part of the Company's strategic business plan. An additional $6,000 is increased amortization associated with the software development costs of VisualControl and related products that were capitalized in 1997. The balance of the increase or approximately $11,000 is from minor increases in a number of expense categories.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs increased by $17,000 in 1998 over 1997 as the VisualControl product line was moved from the development phase in 1997 to being a commercialized product in 1998.

INCOME TAXES - No income taxes have been recorded in 1998 and 1997 as a full valuation allowance was recorded against the net deferred tax assets arising from the Company's net operating losses.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1997 and March 31, 1998, the Company had cash and cash equivalents of approximately $18,150 and $13,093, respectively, and working capital was ($216,758) and ($385,478). Cash used in operations for 1997 and the quarter ended March 31, 1998 was ($104,422) and ($108,473), respectively, caused principally by the net losses for those periods. Financing activities associated principally with the sale of Common stock and bank borrowings have resulted in cash inflows of $100,597 in 1997 and $94,894 in the quarter ended March 31, 1998. The Company has a $75,000 line of credit and $150,000 note agreement with a commercial bank under which it has approximately $10,000 available. In addition, the Company is making an initial public offering (the "Offering") under which it intends to raise additional capital. The Offering began in February, 1998 for a ninety day period and has been extended by mutual agreement with the underwriter until August, 1998.

The Company believes that the proceeds of the Offering, together with operations, and borrowings from banks and private sources will be sufficient to meet the Company's liquidity needs. In the event the Offering is not successfully completed the Company will seek other sources of financing such as debt or private placement of equity to achieve its business plan.

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS
-------------------------

There is no pending or, to the Company's knowledge, threatened legal proceeding to which DGS is or would be a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

There have been no sales of unregistered securities during the quarter ending March 31, 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5. OTHER INFORMATION
-------------------------

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(A) EXHIBITS

=============================================================================
   EXHIBIT
     NO.         DESCRIPTION
-----------------------------------------------------------------------------
      27         Financial Data Schedule
=============================================================================

(B) REPORTS ON FORM 8-K.  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of May, 1998.

                            DAYTON GENERAL SYSTEMS, INC.


                            By:    /s/ Thomas C. Haas
                              ----------------------------------------------
                               Thomas C. Haas
                               President and Chief Executive, Accounting and
                                     Financial Officer